Form 10QSB
period 2002-06-30
GLOBAL SAVINGS CLUB INC
filed 2002-08-15
CIK 1161702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549



FORM 10-QSB


[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number ____________________

GLOBAL SAVINGS CLUB, INC.
(Exact name of small business issuer as specified in its charter)

Nevada                              88-0477516 041509 5 2
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

#225 1889 Springfield Road, Kelowna, BC Canada V1Y 5V5
(Address of principal executive offices)

(250) 763 2400
(Issuer's Telephone Number)

(Former name, address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ]    No [  ]




APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's
Classes of common equity, as of the latest practicable date:
5,200,000.

Transitional Small Business Disclosure Format (Check one):
  Yes [  ]  No [  ]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL SAVINGS CLUB, INC

Date August 13, 2002                   Bryan M. Nordine
                                          (Signature)