Form 10KSB
period 2002-09-30
GLOBAL SAVINGS CLUB INC
filed 2002-12-31
CIK 1161702

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                         _____________________
                              FORM 10-KSB

(Mark One)

/X/ Annual Report under section 13 or 15(d) of the securities exchange act of 1934.

          For the fiscal year ended Sept 30, 2002

/ / Transition Report under section 13 or 15(d) of the securities exchange act of 1934.

          For the transition period from__________to_________

          Commission file number: 333-92100

                      Global Savings Club, Inc.
(Exact Name of small Business Issuer as Specified in Its Charter)

Nevada                                       88-0477516
(State of incorporation)                    (IRS employer id.
                                             Number)

3525 East Harmon Ave,                        89121
Las Vegas, Nevada                           (Zip Code)
(Address of principal
executive offices)

Issuer's telephone number (250) 763-2400
Securities registered under Section 12(b) of the Exchange Act:

Title of each Class                Name of each exchange on
(None)                             which registered
                                  (None)

Securities registered under Section 12(b) of the Exchange Act:
(None)
(Title of Class)

Check whether the issuer (1) filled all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ Yes
/ / No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year: nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of our common stock held by non-affiliates as of September 30, 2002 was nil.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of September 30, 2002, there were 5,200,000 shares of our common stock issued and outstanding.


Transitional Small Business Disclosure Format (Check one): /X/
Yes; /X/ No



                 Global Savings Club, Inc.
                       TABLE CONTENTS




                           PART I

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                           PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

                            PART III

Item 9.   Directors and Executive Officers of the Registrant
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits, Lists and Reports on Form 8-K


PART I

Item 1. Description of Business

A. Business Development

Our company, Global Savings Club, Inc. was incorporated in Nevada on October 17, 2000. During this fiscal year we acquired
884,875 common shares of Global Savings Club Inc. a private British Columbia company. We now own 100% of it's 1,000,000 issued shares. 9,990 shares were acquired on January 12, 2002 and 874,885 on March 22, 2002. In our previous fiscal year we had acquired 115,125 common shares on March 19, 2001. Global Savings Club Inc. (Canada) was incorporated on March 13, 1999 and is now a 100% owned subsidiary.

B. Our Business

We are an Internet based business, providing a listing service for companies wishing to advertise to our Club Members. In the future we intend charging individuals for their memberships. We are also the E-commerce host for Arrow Distribution Inc., an associated company. Our software has been developed to provide similar services to other non-related businesses.

Our principal executive offices in Canada are at # 225 - 1889
Springfield Road, Kelowna, B.C., V1Y 5V5. Our principal statutory office is located at 3525 East Harmon Avenue, Las
Vegas, Nevada, 89121, USA.


Relevant communications numbers are:
                         Telephone      (250) 763-2400
                         Fax number     (250) 868-3776
                         E-Mail         bmnordine@shaw.ca

Interested parties are invited to view our website at www.globalsavingsclub.com and contact Bryan Nordine our President and C.E.O. with any questions that may arise regarding our operations. Mr. Nordine, however will not provide investment advice regarding our company, nor will we. Please contact your broker, lawyer, or financial advisor to discuss whether our offering is suitable for you.

Principle Products and Services

We have commenced limited commercial operations. Our primary product / service is a subscription service or "club" to link individuals and business by way of a mutually beneficial savings program through the Internet.
Individual Members benefit by receiving discounts on products and services, and by receiving exemplary service as a recognized Global Member. Corporate Members benefit by increasing their volume of business through the patronage of individual Global Members. Global's independent sales representatives and independent sales managers pre-negotiate applicable discounts and preferred service at the time of sale to the Global Corporate Member.

Our secondary product or service is web hosting and maintenance of an E-Commerce site for Arrow Distribution Inc. This site presently includes a shopping cart and direct ordering.
Arrow Distribution, Inc. operates principally in Canada and and is controlled by Bryan Nordine. Global will receive seven percent (7%) of Arrow Distribution Inc. E-Commerce revenues for the period June 1, 2002 through May 31, 2007.

We believe the majority of our present market is small business owners. The potential market for our existing and future products and services has not been determined, as there has been no direct marketing survey done by an outside agency.

The market for services to associated businesses can be determined, however any future arrangements to supply products and services would have to be cost effective and competitive. The income derived from "related" sales therefore may be no more than what would be derived from similar sales to non-related third parties.

Distribution Methods of Products and Services

As our company is primarily an Internet business, our emphasis will be on electronic products and services. The delivery will be through the Internet. Any other products (eg. non-electronic) will be shipped from either our Canadian or U.S. companies, depending on which would offer the most profitable handling.

New Products and Services

We intend selling additional services and products to our Club Members. Further market analysis will be necessary, but the products being considered are:

               a) Banner advertising
               b) Classified advertising
               c) Hotel accommodation
               d) Air travel

Future software development will include direct credit card payment and database search linked to inventory control for the E-commerce services provided to Arrow Distribution Inc.
Our company will offer similar E-commerce services to other non-associated companies effective January 1, 2004.

Although some of the basic components of our programming have been completed and are now functional, additional programming is necessary before we can sell other electronic products.

Our ongoing objectives are:

              a) Develop and maintain a web site including
                 hardware acquisition, software development, and ongoing technical support.
              b) Organize a management and marketing group to
                 actively promote Global and its services on the Internet.
              c) Further Club Membership by marketing to
                 reputable businesses and interested
                 individuals.

Competition

Presently our business faces intense competition. There are many companies that provide free web hosting, free E-mail, and very low cost E-Commerce ready sites. Our existing E-Commerce service is similar to other businesses that offer E-Commerce ready sites. Competitive sites generally differ in their complexity as to set up and maintenance, and in their cost. Our E-Commerce ready site will be marketed as a "managed site" offering professional setup and maintenance for a fee. When reviewing several sites on the Internet, we found that some did not offer the service we felt important or necessary. In that sense our future customers will be those who are dissatisfied with their existing service or are looking for the features we specifically offer. They must be willing to pay significant fees for the administration of their web site. It is not our intention to compete with low cost E-Commerce sites. We want to attract customers who are willing to pay via a percentage of sales or fee for service basis for hands on technical support. Our competitive position may therefore be limited.

Our future products and services will also be subject to intense competition. Our Club concept is currently in use in various forms by many businesses. The Diner's Club and American Automobile Association are examples of Club's, which appeal to both the Corporate and Individual Members. Members receive benefits via increased business and discounts. Although our Club is similar to many other discount co-operatives or buyers Clubs, we differ significantly in the wide range of products and services we will offer our Members. We feel this will be a marketing advantage for us. Our low cost of software development and maintenance should also permit us a competitive edge as the majority of our programming costs have already been paid for respecting our subscription (Club) service.

We have previously indicated our desire to offer more products and services in the future, however due to what we consider overcrowding in the market place, we expect the majority of our sales will be to existing Club Members or to Associated corporations.

Trademarks

We have applied for trademark registration. Our company does not have patents or copyrights on its technology.

Government Approval

We conduct business in the Province of British Columbia and in the State of Nevada. Our sales are presently made by our Canadian subsidiary. We are not aware of existing or probable governmental regulations that would have a negative effect on our business.

Research and Development

Our research and development activities have been funded as follows:

     1.  Personally by Bryan Nordine and Abraham Nordine.
     2. Through the initial marketing revenues of our Canadian subsidiary.
     3. Through the issue of shares from treasury. Our technical support contractors accepted common stock for part of the cost of software development and research.
     4.  Loans to our Canadian subsidiary.

Our expenditures on research and development to date of approximately $15,000.00 does not reflect the amount of time and unremunerated services committed.
Most costs to date have not been offset by customers.

Summary Financial Information

The following financial information summarizes the more complete historical information in our financial statements for the period. You should read the information below along with all other financial information and analysis in report. Do not assume that the results below indicate results we will achieve in the future.

                           Sept. 30, 2002      Sept. 30, 2001
            			(Audited)	        (Audited)
Balance Sheet
Total Assets                   $15,042             $9,923
Total Liabilities                8,097              3,215
Stockholders' equity            11,076              6,708


Income Statement
Revenues                          Nil                Nil
Total Expenses                   4,131               Nil
Net Income (Loss)               (4,131)              Nil

Other Aspects

We have not entered into any labor contracts nor do we have any employees. Bryan Nordine, our President and Chief
Executive Officer will bill our company for his services through his professional corporation B.M. Nordine, CGA Inc.
The amount of these billings have not yet been determined.
It is his and our objective to have his billings for services be fair and affordable to us.

We are not aware of any costs neither presently due nor any adverse effects of compliance with environmental laws whether federal, state, or local.

C. Reports to Security Holders

We will not furnish you with an annual report. We will be required to file reports with the SEC under section 15(d) of the Securities Act, and these reports will be filed electronically. The reports we will be required to file are Forms 10-KSB, 10-QSB, and 8-K. You may read copies of any materials we file with the SEC at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that will contain copies of the reports we file electronically. The address for the Internet site is www.sec.gov.

Item 2. Description of Property

A. Location

We operate from leased premises at our principal executive offices in Kelowna, B.C.

B. Investment Policies

Our Articles of Incorporation do not limit us as to a given percentage of assets that may be invested in any one investment, or type of investment. It is our current policy to acquire assets primarily for income rather than possible capital gains. This policy could be changed without a vote of security holders.

C. Real Estate

We currently do not own any real estate.

Item 3. Legal Proceedings

We are not party to any legal proceedings.

Item 4. Submission of Matters to a Vote
        of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


PART II


Item 5. Market for Common Equity and Related
        Stockholder Matters

Market Information

There is no public trading market for our securities, nor is there any applicable high and low bid information.

Holders

There are eighteen shareholders of record. All holders own common shares.

Dividends

No cash dividends have been declared on our issued common shares during the last two fiscal years. There are no restrictions that limit our ability to pay dividends on common equity or that are likely to do so in the future. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, our capital requirements and financial position. Our board of directors may choose to reinvest earnings in our business operations rather than pay dividends.

Description of Securities

Our authorized capital stock consists of 80,000,000 common shares and 20,000,000 preferred shares, par value of each common and preferred share of $.001 per share.

The holders of our common stock:

- have equal rights to dividends if and when our board of directors declares dividends;
- are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
- do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights;
- are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of our issued common stock now outstanding are fully paid for and non-assessable.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Stock transfer agent

Presently our lawyer Kerr & Associates of Las Vegas, Nevada is our stock transfer agent. We intend using a different transfer agent upon registration of our prospectus.

Experts and Counsel

No "expert" or "counsel" was hired on a contingent basis, nor has any received a direct or indirect interest in our business. Neither was any expert nor counsels a promoter, underwriter, voting trustee, director, officer, or employee of our business.

Legal Matters

Sterling Kerr of Kerr & Associates, Attorneys at Law,
3525 East Harmon Avenue, Las Vegas, Nevada, USA, 89121 is our legal counsel.

Auditors and Accounting

Dan Nichvoldow, Certified General Accountant, is our accountant and auditor. He has audited our financial statements for the period ending September 30, 2002. Dan Nichvoldow, CGA, has also audited our Canadian subsidiary's two previous year fiscal years financial statements ending July 31, 2002 and July 31, 2001.
Mr. Nichvoldow is the principal of Dan Nichvoldow & Associates, Certified General Accountant # 200 - 595 K.L.O. Road, Kelowna, B.C., Canada V1Y 1V6. His reports are given under his authority as an expert in accounting and auditing.

CONSENT OF INDEPENDENT AUDITOR

Global Savings Club, Inc.

I hereby consent to the use in this report of my report dated
September 30, 2002 relating to the financial statements of Global Savings Club,Inc. and to the reference to my firm under the caption "Expert".

/s/Dan Nichvoldow
Dan Nichvoldow & Associates
Certified General Accountant

April 18, 2002
Kelowna, B.C.

Other Matters

There are no securities authorized for issuance under any compensation plan. There were no equity securities sold during the period covered by this report. We have no underwriting agreement and therefore there are no indemnification provisions for directors, officers and controlling persons of our business against liability under the Securities Act.

Our Canadian subsidiary has a Note Payable of $24,948.00 due to
S. Van Den Ham. The Note bears interest at 24% per annum, was originally due on July 31, 2002 and has been renewed.

Item 6. Management's Discussion and Analysis or
        Plan of Operation

We have included in this annual report financial statements for our company for the year ended September 30, 2002 and financial statements for our subsidiary Global Savings Club Inc. for the two fiscal years ending July 31, 2002 and July 31, 2001. To date we have had no revenues from operations and have had a net loss of $4,131 for the year. Our Canadian subsidiary has initiated a limited sales program and has lost $5,324 during it's fiscal year ended July 31, 2002 compared to $3,339 the previous fiscal year ended July 31, 2001.

Our Vice President of Marketing position commenced February 1,
2002. Various marketing initiatives have been reviewed or considered. Most will not commence until adequate funding is available.

With the exception of our Canadian subsidiary's Note Payable to S. Van Den Ham, we anticipate our sales during our next fiscal year will produce sufficient net cash flow to sustain our company.

We share office space in Canada with certain associated corporations. This cost sharing including equipment helps keep operating costs to a minimum. This continues to be a benefit during our development stage. In addition, to our small amount of debt, our by-laws preclude any Director from receiving Directors fees until our company pays dividends. We feel that this is incentive for our Directors to strive for profitability. It has also the beneficial effect of curtailing cash outlays to Directors during our company's start up phase and other times our company may experience financial losses.

We started as a private family owned and operated business. Nordine family members hold most of our shares. The first three years research, development, and growth have been largely through the efforts of family members. As banks generally do not provide venture capital to small business, the capital requirements (and to a significant extent the growth of our company have been restricted to funds and/or time the Nordine family could apply personally. We believe faster growth can occur when our company is adequately funded through our public offering. We view the expected worldwide growth of the Internet as a positive aspect of our future business plans.

We presently have no internal source of liquidity. We have not made any material commitments at this time for capital expenditures.

Although we own 100% of the issued shares of Global Savings Club (Canada), we feel the largest market for our products will be in the USA. With the acquisition of our technology and systems, we are now commercially ready to pursue American markets.
To effectively do so will require additional funding for equipment, software, travel, training, and business overheads generally. The amount of such expenditures will be decided upon as funds become available. It is our intention to match our expenditures to the amount of debt and equity financing made available to us plus revenues that we can generate in the ordinary course of business.

Should we acquire sufficient funding, we feel our reported financial information (past results) are not necessarily indicative of what our future operating results or future financial condition should be.

We feel the following changes will have a positive effect on our business:

     i) Sales should improve once our systems and training are complete and we enter the U.S. market

     ii) Our long term ability to attract and keep personnel should improve because:

          a) Our improved cash position and earnings should allow us to pay more for services
          b) Our Las Vegas, Nevada location should be attractive compared to many other cities
          c) Nevada has relatively low personal income tax rates (eg. no state personal income tax)and no state corporate income tax.

The trend toward inexpensive E-Commerce ready Internet sites could have a negative impact on our ability to sell Web hosting service of a similar kind. We know of no negative trends, events or uncertainties that have or are reasonably likely to have a material impact on our ability to market our Club concept.

Special Note Regarding Forward-Looking Statements.

This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain disclosures, which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," among other things, strategic objectives and the anticipated effects of the sale of any shares. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial conditions and results. These factors include, but are not limited to:

-  the highly competitive nature of our industry;
- estimates regarding the growth of Internet use and electronic commerce;
- changes in federal, state, local or foreign regulation affecting our industry;
-  the departure of key members of our management;
-  our international operations;
-  changes in our strategic relationships;
- our ability to implement successfully our development strategy;
-  fluctuations in the market value of our shares;
-  changes in general economic conditions;
- the complexity and the success of integrated computer systems, and
-  other risk factors described in our original prospectus.

The above risk factors are not intended to be an exhaustive or complete list. They are intended to alert you to some of the problems or deficiencies specific to our business. You should not be coerced and should take any necessary time to consider all the data and information in this report including the limitations of forward looking information before considering an investment in our company. You should seek professional guidance. You should also consult a financial advisor who is familiar with such investments, may have relevant industry experience, and who would have sufficient information in regards to your personal situation. You should also consult your lawyer in respect to legal matters related to any investment in our company. We, the Directors of Global Savings Club, Inc. cannot recommend to you any investment in our company, as we are not familiar with your personal, financial, or tax position. Additionally, there may be conflicts of interest.

As a consequence, current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on the behalf of our company. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Risk Factors

Our Company is subject to certain risk factors due to its development stage status, the industry in which it competes, and the nature of its operations. In addition to the other information in this report, you should carefully consider the risks described below before deciding to invest in our common shares. Any of the risk factors could materially and adversely affect our business, financial condition or operating results. In that case, the trading price of our common shares could decline, and you could lose all or part of your investment.

The following risk factors are presented to aid you in your decision-making:

1.  We may never achieve profitability.

We have not yet achieved profitability. Activities to date in Global Savings Club, Inc. and our Canadian subsidiary are related to systems development and test marketing. Even with the use of the proceeds of a successful share offering, we may not become profitable or able to significantly increase our revenue. We have recently increased our operating expenses and capital expenditures and expect further increases in operating expenses to facilitate the commercialization of products. We will need to significantly increase revenues to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that operating expenses will exceed our expectations. We do not have a strong financial position. We do not have a significant amount of cash on hand nor do we have other assets, which could be easily liquidated to supply cash for operations.

2. If we do not respond to rapid technological changes, our products and technology may become obsolete.

If we do not continually modify and adapt our products and improve the performance features and reliability of our products in response to advances and changes in technology and standards, our business could be adversely affected, and our products and technology could become obsolete or less marketable. Our future operating results will depend upon our ability on a timely basis to enhance our current products and to develop and introduce new products.


3. We depend on the sales of our current products and do not expect to materially diversify our business in the foreseeable future.

Substantially all of our revenue is derived from the sale of our yearly renewable Corporate and Individual Memberships, and related services to them including:

        Extra sub-category listings with our subscription listings.
        Picture upload and display with our Corporate Member listings.
        Hyper-links to Corporate Member Websites.
        Customer surveys provided to our Corporate Members.

We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sales of these products are impeded, and we have not diversified our products offerings, our business and the results of our operations could be harmed.

4. We intend to operate in countries other than Canada and the U.S. These operations could be more complex than our domestic operations and result in loses.

We face a number of risks inherent in doing business in international markets, including:

-  unexpected changes in regulatory requirements;
-  potentially adverse tax consequences;
-  currency export controls;
-  tariffs and other trade barriers;
-  difficulties in staffing and managing foreign operations;
-  changing economic or political conditions;
-  exposures to different legal standards;
-  burdens of complying with a variety of foreign laws; and
-  fluctuations in currency exchange rates;

5. The loss of the services of our executive officers or key personnel would likely cause our business to suffer.

Our future success depends largely on the efforts and abilities of our executive officers and senior management. The loss of the services of any of these personnel could harm our business. We do not maintain any key-person insurance for our executive officers or any of our employees or associates.

6. If we are unable to hire and retain qualified technical personnel our business will suffer.

Our future success depends in part on the availability of qualified technical personnel, including personnel trained in software and hardware applications within specialized fields.
As a smaller company, we may not be able to successfully attract or retain skilled technical employees, which may impede our ability to develop, install, implement, and otherwise service our software and hardware systems and to efficiently conduct our operations. A high level of employee mobility characterizes the Information Technology and Internet industries, and the market for such individuals in certain regions is extremely competitive. This competition means there are fewer well-qualified employees available to hire, the costs of hiring and retaining such individuals are high and such personnel may not remain with our company once hired.

7.  We may have difficulties managing our future growth.

There can be no assurance that existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and
controls in response to anticipated future growth.   Increased
growth is likely to place a significant burden on our operating and financial systems resulting in increased responsibility for senior management and other personnel within our company.

8. If the use of the Internet and other communications networks does not continue to grow, demand for our products may not increase.

    Successful implementation of our strategy depends in part on the continued growth in the use of the Internet and other communication networks based on Internet information or protocols. If the use of these networks does not continue to grow the demand for our products may not increase.

9. We could face potential liability for actual or perceived failure of our services, products and technology.

Our products may contain undetected errors or "bugs" or
result in failures when first introduced or when new versions are released. The occurrence of these errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance or claims by customers against our company, or could cause us to incur additional costs, any of which could adversely
affect our business.   We do not have insurance to guard against
product defects, business referrals to our Club Members, or other losses. Even if insurance was acquired, the coverage may not be sufficient to offset actual losses.

In addition a portion of our business may involve engaging subcontractors, and placing them in the workplace of other businesses. Therefore, we are also exposed to liability with respect to their actions while on assignment such as:

     a)     damages caused by errors and omissions
     b)     misuse of customer proprietary information
     c)     misappropriation of funds
     d)     discrimination and harassment
     e)     theft of customer property
     f)     other criminal activity or torts and other claims

10. Our operations may suffer if we are unable to protect the intellectual and proprietary rights necessary to produce and market our products.

We depend substantially on our proprietary information and technologies. We rely on a combination of non-disclosure and non-competition agreements, our own security criteria, trade secrets, and license agreements to establish and protect our rights in software products and other proprietary technology. Although we believe that our intellectual property is not susceptible to compromise as only certain protected formats are made available to our customers, it is not impossible that a beach of security could take place. We cannot assure that the steps taken by us will be adequate to deter misappropriation or independent third-party development of our products or technology.

We have applied for trademark registration, however we have not applied for patent or copyright protection. We cannot assure you that patents or copyrights will be issued with respect to future applications.

11. We may face claims of infringement on proprietary rights of others, which could subject us to costly litigation and the possible restriction on the use of such proprietary rights.

While we do not believe that our products infringe on the proprietary rights of third parties, infringement or invalidity claims may nevertheless be asserted or prosecuted against us and our products may be found to have infringed the rights of third parties. Such claims are costly to defend and could subject us to substantial litigation costs. If any claims or actions are asserted against us, we may be required to modify our services or products or may be forced to obtain a license for such intellectual property rights in a timely manner. We may not be able to modify our services or products or obtain a license on
commercially reasonable terms, or at all.   Our failure to do so
could aversely affect our business.

12. Because there is no public market for our stock, you may be unable to sell your stock.

As there is currently no public trading of our shares, the ongoing value of our shares cannot be forecast. The issue price of $2.00 U.S. may not be sustainable. We are attempting to create interest in our company and its common shares together with subsequent investment. We submitted a registration statement with the SEC. Once registered, shares can only be sold in those jurisdictions where both State and Federal laws permit.

13. Existing shareholders will be able to exercise control of our company and will be able to elect our Directors.

At the completion of this offering, Bryan Nordine and Abraham Nordine will beneficially own or control approximately 80% of our shares, and together with our executive officers and directors, including David Lanthier, Frank Gilfillan, and Karlla Friesen this group will beneficially own or control approximately 84% of our shares. Although they are under no obligation to do so, if our officers, directors and their affiliates were to vote together they would have the ability to control the election of our board of directors and the outcome of corporate actions requiring shareholder approval. They would therefore decide on any future corporate mergers, other changes of corporate control, any listing or delisting of our company, and any other extraordinary transactions.

14. We have not engaged an outside agency to provide marketing or demographic information.

The investor is cautioned that all the projections presented with this prospectus including estimates of sales and expenses have been made by the Directors without the benefit of outside marketing, research, and accounting professionals. Such firms and professional agencies may have provided different data to prepare the financial projections including anticipated
revenues, net incomes, or losses.   Our actual results will vary
from those presented or contemplated.

15.  We have limited experience in this industry.

The Directors have limited experience in the Internet industry.
None are computer programmers and their expertise is in other types of business and industries. This lack of experience may be detrimental when making financial, marketing, and administrative decisions affecting the Company.


Item 7. Financial Statements

The following financial statements are provided:

Corporation                        Type of Report                   For the Period

Global Savings Club, Inc. (US)      Audited                        October 1, 2001 -
                                                                   Sept. 30, 2002
Global Savings Club Inc. (Canada)   Audited                        August 1, 2001 -
                                                                   July 31, 2002
Global Savings Club Inc. (Canada)   Audited	                   August 1, 2000 -
                                                                   July 31, 2001


GLOBAL SAVINGS CLUB, INC
FINANCIAL STATEMENTS
September 30, 2002

Index

Auditor's Report
Financial Statements
  Statement of Earnings and Retained Earnings   Statement 1
  Balance Sheet                                 Statement 2
  Statement of Cash Flows                       Statement 3
  Notes to the Financial Statements             Statement 4

AUDITOR'S REPORT

To the Directors of Global Savings Club, Inc.

I have audited the balance sheet of Global Savings Club Inc. as at September 30, 2002 and the statements of earnings and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with accounting standards generally accepted in the United States of America. These standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at September 30, 2002 and the results of its operation for the year then ended in accordance with accounting principles generally accepted in the United States of America.

(Dan Nichvoldow)
Certified General Accountant

Kelowna, British Columbia
December 23, 2002

STATEMENT 1
GLOBAL SAVINGS CLUB, INC
STATEMENT OF EARNINGS AND RETAINED EARNINGS
FOR THE YEAR ENDED September 30, 2002


                                        2002                2001
REVENUE
                                       _____               _____

EXPENSES

Bank Charges & Interest                   10               _____
License, Fees & Dues                   1,226               _____
Professional Fees                      2,895               _____

TOTAL                                  4,131               _____

NET EARNINGS (LOSS) FOR THE YEAR      (4,131)              _____

RETAINED EARNINGS (DEFICIT)          $(4,131)            $ _____
Opening Balance

RETAINED EARNINGS (DEFICIT)          $(4,131)            $ _____

STATEMENT 2
GLOBAL SAVINGS CLUB, INC.
BALANCE SHEET
September 30, 2002

                                        2002               2001
ASSETS

CURRENT ASSETS
     Cash                                 10                 10

INVESTMENT GLOBAL CANADA                 100                  2
CAPITAL ASSETS (Note 3)                3,205                600
DEGERRED CHARGES                      11,727              9,311

Total                                $15,042             $9,923

LIABILITIES

CURRENT LIABILITIES
     Accounts Payable                  2,152                536
     Due to Global Canada              5,945              2,679

Total                                 $8,097             $3,215

DUE TO SHAREHOLDER (Note 4)            5,876              1,648

EQUITY

SHARE CAPITAL (Note 5)                 5,200              5,060
RETAINED EARNINGS (Deficit)           (4,131)             _____

Total                                $15,042             $9,923

Approved:

Director

STATEMENT 3
GLOBAL SAVINGS CLUB, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED September 30, 2002


                                       2002                2001

CASH PROVIDED
     Accounts Payable                 $1,616              _____
     Due to - Global Canada            3,266              _____
     Shareholder Loans - BN              635              _____
     Shareholder Loans - AN            3,593              _____
     Common Shares Issued                140              _____

TOTAL CASH PROVIDED                   $9,250             $_____

CASH APPLIED
     Net Loss                          4,131              _____
     Investment - Global Canada           98              _____
     Purchase of Capital Assets        2,605              _____
     Organizational Costs              1,755              _____
     Service Mark Registration           661              _____

TOTAL CASH APPLIED                    $9,250             $_____

CASH, beginning of year	                  10              _____

CASH, end of year                        $10                $10

AS REPRESENTED BY
      Cash                               $10                $10

GLOBAL SAVINGS CLUB, INC
NOTES TO THE FINANCIAL STATEMENTS
Year Ended September 30, 2002

1. NATURE OF OPERATIONS
     The company is incorporated under the laws of the State of Nevada, and is engaged in the operation of a subscription service and buyers club.

2. Significant Accounting Policies

     a) Amortization

     Capital assets are recordered at cost and are amortized over their estimated useful lives. Amortization is calculated according to rates shown below, with one half of the rate in the year of acquisition. Amortization has not been taken as the club has not yet earned revenue.

3. CAPITAL ASSETS
                                Cost       Accumulated     2002       2001
                                          Amortization      net        net
Computer Equipment       30%      1,500        _____        1,500
Proprietory Software    100%      1,705        _____        1,705       600

Total                            $3,205        _____       $3,205      $600

4. DUE TO SHAREHOLDERS
     Amounts due to the shareholders are unsecured, without interest or specific terms of repayment.

5. SHARE CAPITAL

Authorized: 80,000,000  Common stock with a par value
                             of one-tenth of one cent
            20,000,000  Preferred stock with a par value
                             of one-tenth of one cent

                               2002               2001
Issued:
5,200,000   Class A           5,200               5,060
            common shares

6. OTHER

All figures are stated in U.S. funds.



GLOBAL SAVINGS CLUB INC
FINANCIAL STATEMENTS
JULY 31, 2002

Index

Auditor's Report
Financial Statements
Statement of Earnings and Retained Earnings   Statement 1
Balance Sheet                                 Statement 2
Statement of Cash Flows                       Statement 3
Notes to the Financial Statements             Statement 4

AUDITOR'S REPORT

To the Directors of Global Savings Club Inc.

I have audited the balance sheet of Global Savings Club Inc. as at July 31, 2002 and the statements of earnings and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at July 31, 2002 and the results of its operation for the year then ended in accordance with generally accepted accounting principles applied on a basis consistent with that of the preceding year.

(Dan Nichvoldow)
Certified General Accountant

Kelowna, British Columbia
December 30, 2002

STATEMENT 1
GLOBAL SAVINGS CLUB INC
STATEMENT OF EARNINGS AND RETAINED EARNINGS
FOR THE YEAR ENDED JULY 31, 2002


                                       2002                2001
REVENUE
Corporate Memberships                $4,729                $271
Administrative Services
TOTAL                                $4,729                $271

EXPENSES

Advertising & Promotion               1,078                  11
Amortization                          1,387               1,578
Bank Charges & Interest               1,708                  69
Commissions                           3,701
Consulting Fees                                             400
License, Fees & Dues                                         70
Professional Fees                     2,767                 500
Office                                   78                 629
Rent                                                        300
Telephone                               234
Vehicle                                 100
Workers Compensation                                         53

TOTAL                                11,053               3,610

NET EARNINGS (LOSS) FOR THE YEAR     (6,324)             (3,339)

RETAINED EARNINGS (DEFICIT)          (9,326)             (5,987)
Opening Balance

RETAINED EARNINGS (DEFICIT)        $(15,650)            $(9,326)
Closing Balance


STATEMENT 2
GLOBAL SAVINGS CLUB INC.
BALANCE SHEET
JULY 31, 2002


                                        2002              2001
ASSETS

CURRENT ASSETS

Cash                                    $222                $78
GST Receivable                          (151)                20
Due From Global U.S.                   8,601              2,296

TOTAL                                  8,672              2,394

CAPITAL ASSETS (Note 3)                1,041              2,428

TOTAL                                 $9,713              4,822

LIABILITIES

CURRENT LIABILITIES

Accounts Payable                      $3,300              1,000
Note Payable Williams                  2,489              2,489
Note Payable Van Den Ham              24,948             24,948

TOTAL                                 30,737             28,437

DUE TO SHAREHOLDER (Note 4)           (5,474)           (14,389)

EQUITY

SHARE CAPITAL (Note 5)                   100                100
RETAINED EARNINGS                    (15,650)            (9,326)

TOTAL LIABILITIES AND EQUITY          $9,713             $4,822

Approved:

Director

STATEMENT 3
GLOBAL SAVINGS CLUB INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JULY 31, 2002


                                       2002                2001
CASH PROVIDED
Accounts Payable                      2,300
Due From Rocky's Auto                                       150
Due from Starlit Management                                 200
GST ITC's                               171                  43
Less Accumulated Amortization         1,387               1,012
Note Payable to Williams                                  2,489
Retained Earnings                                           725
Shareholder Loans                     8,915              11,210
Share Subscriptions Receivable                              100

TOTAL CASH PROVIDED                 $12,773             $15,929

CASH APPLIED

Accounts Payable                                            259
Computer Hardware                                           300
Due from Global U.S.                 6,305                2,296
Due to Nordine & Co.                                      3,716
Net Loss                             6,324                1,125
GST Collectable                                              22
Loan S. Nordine                                           3,615
Note Payable H. Stehr                                     2,000
Proprietary Software                                      2,654
Retained Earnings

TOTAL CASH APPLIED                  12,629               15,987

NET INCREASE (DECREASE) IN CASH        144                 (58)

CASH, beginning of year	                78                 136

CASH, end of year                      222                 $78

AS REPRESENTED BY

      Cash                            $222                 $78


STATEMENT 4
GLOBAL SAVINGS CLUB INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2002

1.  NATURE OF OPERATIONS

The company is incorporated under the laws of British Columbia and is engaged in the operation of a subscription service and buyers club.

2.  SIGNIFICANT ACCOUNTING POLICIES
Amortization: Capital assets are recorded at cost and are amortized over their estimated useful lives. Amortization is calculated according to rates shown below, with one half of the rate in the year of acquisition.

3. CAPITAL ASSETS
                              Cost       Accumulated             2002      2001
                                         Amortization             net       net
Computer equipment      30%     2,499       1,458                1,041    1,487
Proprietory Software   100%     1,882       1,882                           941

Total                           4,381       3,340                1,041    2,428


4. DUE TO SHAREHOLDERS

Amounts due from shareholders are unsecured, without interest or specific terms of repayment.

5.  	SHARE CAPITAL

Authorized:

7,000,000	Class A common voting shares without par value
  995,000	Class B common voting shares without par value
  500,000	Class C common voting shares without par value
  500,000	Class D common voting shares without par value
  250,000	Class E common non-voting shares without par value
  250,000	Class F common non-voting shares without par value
  250,000	Class G common non-voting shares without par value
  250,000	Class H common non-voting shares without par value
    2,500	Class I preferred voting shares with a par value of
            $1,000.00
    2,500	Class J preferred non-voting shares with a par
            value of $1,000.00

Issued:
                                      2002                2001
1,000,000 Class A Common Shares       $100                $100

6. NOTE PAYABLE - Van Den Ham

Note due on July 31, 2002 at 24% interst per annum, renewed to December 31, 2002.



GLOBAL SAVINGS CLUB INC
FINANCIAL STATEMENTS
JULY 31, 2001

Index

Auditor's Report
Financial Statements
Statement of Earnings and Retained Earnings   Statement 1
Balance Sheet                                 Statement 2
Statement of Cash Flows                       Statement 3
Notes to the Financial Statements             Statement 4


AUDITOR'S REPORT

To the Directors of Global Savings Club Inc.

I have audited the balance sheet of Global Savings Club Inc. as at July 31, 2001 and the statements of earnings and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at July 31, 2001 and the results of its operation for the year then ended in accordance with generally accepted accounting principles applied on a basis consistent with that of the preceding year.

(Dan Nichvoldow)
Certified General Accountant

Kelowna, British Columbia
April 15, 2002


STATEMENT 1
GLOBAL SAVINGS CLUB INC
STATEMENT OF EARNINGS AND RETAINED EARNINGS
FOR THE YEAR ENDED JULY 31, 2001


                                       2001                2000
REVENUE
Corporate Memberships                  $271                $150
Administrative Services                                     160
TOTAL                                  $271                $310

EXPENSES

Advertising & Promotion                  11                  72
Administrative Services                                     200
Amortization                          1,578                 375
Bank Charges & Interest                  69                  80
Consulting Fees                         400
License, Fees & Dues                     70                 150
Professional Fees                       500                 500
Office                                  629                  48
Rent                                    300
Telephone                                                   787
Travel                                                       44
Workers Compensation                     53

TOTAL                                 3,610               2,256

NET EARNINGS (LOSS) FOR THE YEAR     (3,339)             (1,946)

RETAINED EARNINGS (DEFICIT)          (5,987)             (4,041)
Opening Balance

RETAINED EARNINGS (DEFICIT)         $(9,326)            $(5,987)
Closing Balance

STATEMENT 2
GLOBAL SAVINGS CLUB INC.
BALANCE SHEET
JULY 31, 2001


                                        2001               2000
ASSETS

CURRENT ASSETS

Cash                                     $78               $136
GST Receivable                            20                 41
Due From Global U.S.                   2,296
TOTAL                                  2,394                177
CAPITAL ASSETS (Note 3)                2,428              2,124
TOTAL                                 $4,822             $2,301

LIABILITIES

CURRENT LIABILITIES

Accounts Payable                      $1,000               $500
Note Payable Williams                  2,489              2,489
Note Payable Van Den Ham              24,948
Due to Nordine & Co                                         108
TOTAL                                 28,437              3,097

DUE TO SHAREHOLDER (Note 4)          (14,389)             5,091

EQUITY

SHARE CAPITAL (Note 5)                   100                100
RETAINED EARNINGS                     (9,326)            (5,987)
TOTAL LIABILITIES AND EQUITY          $4,822             $2,301

Approved:

Director


STATEMENT 3
GLOBAL SAVINGS CLUB INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JULY 31, 2001


                                       2001                2000
CASH PROVIDED
Accounts Payable                                           $500
Common Shares Issued                                        100
Due to Nordine & Co.                                          8
Due From Rocky's Auto                   150
Due from Starlit Manufacturing          200
GST ITC's                                43                 221
Less Accumulated Amortization         1,012                 375
Note Payable to Williams              2,489               2,489
Petty Cash Funds                                            100
Retained Earnings                       725
Shareholder Loans                    11,210               4,978
Share Subscriptions Receivable          100

TOTAL CASH PROVIDED                 $15,929              $8,671

CASH APPLIED

Accounts Payable                        259               4,250
Computer Hardware                       300               2,499
Due from Global U.S.                  2,296
Due from Rocky's Auto                                       150
Due to Nordine & Co.                  3,716
Net Loss                              1,125               1,729
GST Collectable                          22                  41
GST Refundable                                               41
Loan S. Nordine                       3,615
Note Payable H. Stehr                 2,000
Proprietary Software                  2,654
Retained Earnings                                           100

TOTAL CASH APPLIED                   15,987               8,810

NET INCREASE (DECREASE) IN CASH         (58)               (139)

CASH, beginning of year	                136                 175

CASH, end of year                       $78                $136

AS REPRESENTED BY

      Cash                              $78                $136


STATEMENT 4
GLOBAL SAVINGS CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2001

1.  NATURE OF OPERATIONS

The company is incorporated under the laws of British Columbia and is engaged in the operation of a subscription service and buyers club.

2.  SIGNIFICANT ACCOUNTING POLICIES
Amortization: Capital assets are recorded at cost and are amortized over their estimated useful lives. Amortization is calculated according to rates shown below, with one half of the rate in the year of acquisition.

3. CAPITAL ASSETS
                              Cost       Accumulated             2001      2000
                                         Amortization             net       net
Computer equipment      30%    2,499       1,012                1,487    2,142
Proprietory Software   100%    1,882         941                  941

Total                          4,381       1,953                2,428    2,142

4. DUE TO SHAREHOLDERS

Amounts due to (from) shareholders are unsecured, without interest or specific terms of repayment.

5.  	SHARE CAPITAL

Authorized:

7,000,000	Class A common voting shares without par value
  995,000	Class B common voting shares without par value
  500,000	Class C common voting shares without par value
  500,000	Class D common voting shares without par value
  250,000	Class E common non-voting shares without par value
  250,000	Class F common non-voting shares without par value
  250,000	Class G common non-voting shares without par value
  250,000	Class H common non-voting shares without par value
    2,500	Class I preferred voting shares with a par value of
            $1,000.00
    2,500	Class J preferred non-voting shares with a par value
            of $1,000.00

Issued:
                                      2001                2000
1,000,000 Class A Common Shares       $100                $100

6. NOTE PAYABLE - Van Den Ham

Note due on July 31, 2002 at 24% interst per annum.



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were not changes in accountants, nor were there any disagreements with our accontant on accounting or financial disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of the Exchange Act.

We have currently authorized four Directors. Each Director was appointed in our first organizational meeting. In the future each Director will be appointed for a one-year period commencing our first and subsequent annual general meetings of shareholders and will serve until the next annual general meeting or until his successor is duly appointed and qualified. Our executive officers serve at the discretion of the board.

The table below provides the names, ages and positions of our directors, executive officers, and associates held with Global
Savings Club, Inc. since it's incorporation:

Name                    Age   Position

Bryan Nordine (1)       52    Founder, Director, Chairman, President and Chief
                              Executive Officer
David Lanthier (1)      59    Director, Vice Chairman, and Treasurer
Frank Gilfillan (1)     61    Director, Vice Chairman, and Secretary
Abraham Nordine (1)     23    Director
Malachi Nordine         30    Associate, Senior Systems Manager
Emmanuel Gravel         29    Associate, Systems Development
Karlla Friesen          55    Marketing Consultant

(1) Member of audit committee. The Board of Directors appoints members annually.

Bryan Nordine is the Founder of our company and was previously the sole Director of our Canadian subsidiary. He is a Certified General Accountant, acquiring his professional designation in 1974 from the Faculty of Commerce and Business Administration , University of British Columbia. He has been in public practice since 1982 providing tax advice, business consultation, planning, and management services to a wide range of personal and business clients. He has also provided specialized advice to clients in the start up of small businesses. He is President and Director of B.M. Nordine CGA Inc. a professional corporation, and is a former member of the B.C. Arbitration and Mediation Institute.

David Lanthier is a Certified General Accountant. Mr. Lanthier acquired his accounting degree from the University of British Columbia in 1992. Since 1992 he has been the Accountant and Director of Finance of Pacific Sun Enterprises Ltd., which provides accommodation and care to senior citizens from six locations. He is responsible for financial statement preparation, budgeting, and planning generally. Prior to this Mr. Lanthier worked in public practice in Kelowna, British Columbia and Rocky Mountain House, Alberta. He provided tax and business advice to small enterprises in both Provinces through his practice, Lanthier Business Services.

Frank Gilfillan is a retired businessman who has owned and managed several businesses during his career.
Mr. Gilfillan was co-founder and owner in 1964 of Mia Chemical Ltd., which subsequently became a division in 1969 of Bay Mills Ltd.(a public company). In 1978 Bay Mills Ltd. was acquired by Fiber Glass Canada Limited, and Mr. Gilfillan semi-retired.
From 1986 to 1988 Mr. Gilfillan accepted responsibility for manufacturing and marketing of Big Country Waterslides in England. During 1989 he commuted to and from Europe and was in charge of marketing to several other countries. Throughout 1991
- 1993 Mr. Gilfillan was in charge of the restructuring of Decor Doors Ltd., a private British Columbia company. In 1997 he was responsible for marketing and the restructure of Northern Lites Manufacturing Limited. Mr. Gilfillan's most recent engagement was as assistant manager of International Separation Systems Inc. a private technology company. Mr. Gilfillan currently serves as Director on one other non-associated private British Columbia company.

Abraham Nordine received his Diploma of Business Administration from Okanagan University College in 1999 and is Chief Executive Officer and sole shareholder of Starlit Management Inc., a private British Columbia company. Starlit Management Inc. provides administration, systems maintenance, and management services to our Company. Mr. Nordine is the son of Bryan Nordine, President of our Company.

Associates:

Malachi Nordine received his Bachelor of Science Degree in 1995 from Royal Roads Military College, Victoria, B.C. His double major was in Physics and Computer Science. Mr. Nordine's work during the past five years included a commission as Lieutenant in the Canadian Armed Forces specializing in aerospace engineering. Mr. Nordine joined Chemtech of Phoenix Arizona in 1997 as an aerospace software development engineer. Since 2000 Mr. Nordine has been employed with SpeedFam-Ipec also in Arizona. He is a staff engineer focusing on semi conductor software development and is the son of Bryan Nordine, President of our Company.

Emmanuel Gravel received his Bachelor of Science Degree in 1996 from Royal Military College, Kingston, Ontario. Mr. Gravel's major was in Computer Science and served as Lieutenant in the Canadian Armed Forces until 1998. During this time he worked as an aerospace software development engineer. In 1998 Mr. Gravel joined Chemtech in Phoenix, Arizona also as an aerospace engineer. Mr. Gravel now works for Tokyo Electron as a staff engineer. His work includes semi conductor software development.


Karlla Friesen has thirty-five years of direct marketing experience as an independent sales representative for both small and large corporations. Since 1996 she was store manager for Belushi's, a retail outlet in Surrey, B.C. specializing in collectibles. From 1994 - 1996 Mrs. Friesen was Studio Manager for Portrait Works, a photo studio, in Surrey, B.C. Mrs. Friesen has also been self-employed as a supervisor of multi-level sales representatives and owned and operated a plant leasing business in British Columbia. She is the sister of Bryan Nordine, President of our Company.

Item 10. Executive Compensation

Although we intend paying Directors, Officers, and others that work actively for our Company, we did not pay executive compensation during this period of operations. Karlla Friesen was paid less than $1,000.00 commissions and 25,000 shares during this period of operations. We have adopted by-laws that preclude the remuneration of Directors for duties carried out in their capacity as Directors until dividends are paid to shareholders. At that time the Directors will approve compensation based on the Company's ability to incur such costs. Our Company has not thus far approved any share appreciation rights, aggregate options, or replacement grants. Neither has our Company approved any Term Plan or Long Term Incentive Plan.

Associate Contracts and Related Payments:

Mr. Malachi Nordine and Mr. Emmanuel Gravel were paid 25,000 common shares each for prior software consulting and development services rendered to our Canadian subsidiary. This proprietary software is the basis for our generic E-Commerce site. Our company now owns the software pursuant to the acquisition of all Canadian common shares previously owned by Bryan Nordine. Both Malachi Nordine and Emmanuel Gravel were also paid 25,000 common shares each pursuant to Personal Services Agreements for software programming and maintenance as our company's Senior Systems Manager and Software Development professionals respectively. Their contracts were for the period September 16, 2000 to September 17, 2002.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows those individuals with beneficial ownership of more than five percent of any class of our Company's voting securities:

(1)                    (2)                   (3)                    (4)
Title of Class         Name and              Amount and             Percent of Class
                       Address of            Nature of
                       Beneficial Owner      Beneficial Owner

Common                 Bryan Nordine         4,345,825 shares		 83.57%
                       827 Raymer Road       registered in the
                       Kelowna, B.C.,        name of Bryan Nordine
                       V1Y 5V5


Common                 Abraham Nordine       450,000 shares               8.69%
                       1270 Gaggin Road      registered in the
                       Kelowna, B.C.,        in the name of
                       V1X 1V2               Abraham Nordine

The table below shows security ownership of our other Directors (e.g. management):
(1)                    (2)                   (3)                    (4)
Title of Class         Name and              Amount and             Percent of Class
                       Address of            Nature of
                       Beneficial Owner      Beneficial Owner

Common                 David Lanthier        35,000 shares               .67%
                       34440 Malcom Road     Registered in
                       Westbank, B.C.,       the name of
                       V4T 1H2               David R. Lanthier


Common                 Frank Gilfillan       30,000 shares               .57%
                       3325 Turnbull Road	   Registered in
                       Westbank, B.C.,       the name of
                       V4T 1W3               Frank Gilfillan

No Director, Executive Officer, Associate, or any other individual has any option, warrant, right, or conversion privilege to acquire additional shares of our Company.

There are no arrangements which may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions

On March 19, 2001 our Board of Directors resolved to acquire all the issued shares of Global Savings Club Inc. a private British Columbia company, from Mr. Bryan Nordine the founder of our company and the founder of Global Savings Club Inc. (Canada). Mr. Nordine and his partners (Canadian shareholders) have since sold all their Canadian common shares to our company, Global Savings Club, Inc. (US) for the nominal price of $100.00US.
As a result of these transactions, our Company now owns the proprietary rights to the two types of software developed by Global (Canada)and Bryan Nordine. Our Company acquired the Savings Club and E-Commerce software, together with any goodwill and residual values within the Canadian company such as the value of incorporation costs, computer equipment, office supplies, forms, internal marketing studies, and the benefits of business development generally. The table below lists our security holders together with the corresponding number of shares they received as a result of the takeover by our company:

    Name                     Number of shares of        Number of shares issued by
                            Global (Canada) held        Global (U.S.) pursuant to
                               prior to takeover        takeover of Canadian Company


    Abraham Nordine          90,000 Common                  450,000 Common

    Harvey Lorne Stehr        5,000 Common                   25,000 Common

    Karlla Jean Friesen      10,915 Common                   54,575 Common

    Blake Wittenberg          1,120 Common                    5,600 Common

    Leonard Weremchuk         1,000 Common                    5,000 Common

    Roger Duguay              1,110 Common                    5,550 Common

    Morris William Sobool     3,000 Common                   15,000 Common

    David Lanthier            1,000 Common                    5,000 Common

    Fred Beggs                2,500 Common                   12,500 Common

    Peter Roesberg            9,990 Common                   49,950 Common

    Andrew Gubbins            5,000 Common                   25,000 Common

    Scott La Hay                200 Common                    1,000 Common

                            _______________                 _______________

                             130,835 Common                 654,175 Common
                             ==============                 ==============

There has been no other material activity involved in any transaction or a series of similar transactions that exceeds
$60,000.00.  There have been no transactions with promoters.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits - None applicable.

Reports on Form 8-K - none applicable.