Form 10QSB
period 2002-12-31
GLOBAL SAVINGS CLUB INC
filed 2003-03-06
CIK 1161702

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


GLOBAL SAVINGS CLUB, INC
FINANCIAL STATEMENTS
December 31, 2002

Index
Review Engagement Report
Financial Statements:
  Statement of Income and Retained Earnings     Statement 1
  Balance Sheet                                 Statement 2
  Statement of Cash Flows                       Statement 3
  Notes to the Financial Statements             Statement 4

REVIEW ENGAGEMENT REPORT

To the Directors of Global Savings Club, Inc.

I have reviewed the accompanying balance sheet of Global Savings Club, Inc. as of December 31, 2002 and the related statements of income, retained earnings, and cash flows for the three month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Savings Club, Inc.

A review consists primarily of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with US generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

Based on my review, I am not aware of any material modification that should be made to the accompanying financial statements in order for them to be in conformity with US generally accepted accounting principles.


/s/ DAN NICHVOLDOW
DAN NICHVOLDOW
CERTIFIED GENERAL ACCOUNTANT

Kelowna, British Columbia
February 18, 2002





STATEMENT 1
GLOBAL SAVINGS CLUB, INC
STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTH PERIOD ENDED December 31, 2002
                                        2002               2001
REVENUE
                                    $    nil           $    nil

EXPENSES

Organizational Costs                     200              1,720


TOTAL                                    200              1,720

NET INCOME (LOSS) FOR THE YEAR        (  200)            (1,720)

RETAINED EARNINGS (DEFICIT)         $(15,858)          $(14,138)
Opening Balance

RETAINED EARNINGS (DEFICIT)         $(16,058)          $(15,858)
Closing Balance



STATEMENT 2
GLOBAL SAVINGS CLUB, INC
BALANCE SHEET
December 31, 2002

ASSETS
                                             2002          2001

CURRENT ASSETS

Cash                                    $      10     $      10

INVESTMENT - Global Canada                    100             2

CAPITAL ASSETS  (Note 3)                    3,205           600

TOTAL ASSETS                            $   3,315     $     612

LIABILITIES

CURRENT LIABILITIES

Accounts Payable                        $   2,353     $   1,720

Due to Global Canada                        5,945         2,679

Total Liabilities                           8,298         4,399

DUE TO SHAREHOLDERS (Note 4)                5,875         2,184

EQUITY

SHARE CAPITAL (Note 5)                      5,200         5,060

RETAINED EARNINGS (DEFICIT)               (16,058)      (12,255)

TOTAL LIABILITIES AND EQUITY            $   3,315     $     612


Approved:

/S/BRYAN M. NORDINE
BRYAN M. NORDINE
DIRECTOR




STATEMENT 3
GLOBAL SAVINGS CLUB, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED December 31, 2002

                                              2002        2001

Cash flows from operating activities:
   Net income (Loss)                          $(200)    $(1,720)
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Increase in accounts payable                 200       1,184

Net cash provided by operating activities       		    (536)

Cash flows from investing activities:
  Purchase of Capital Assets                     -           -

Net cash used in investing activities            -           -

Cash flows from financing activities:
  Shareholder loans                                         536

Net cash provided from
Financing activities                                        536

Net increase in cash                             -           -

Cash at beginning of year                       10           10

Cash at end of year                          $  10       $   10


STATEMENT 4
GLOBAL SAVINGS CLUB, INC
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002



1. NATURE OF OPERATIONS
     The company is incorporated under the laws of the State of Nevada, and is engaged in the operation of a subscription service and buyers club.

2. Significant Accounting Policies

     a) Amortization

     Capital assets are recorded at cost and are amortized over their estimated useful lives. Amortization is calculated according to rates shown below, with one half of the rate in the year of acquisition. Amortization has not been taken as the company has not yet earned revenue.

3. CAPITAL ASSETS
                                Cost     Accumulated       2002      2001
                                         Amortization       net       net
Computer Equipment      30%      1,500        _____       1,500
Proprietary Software   100%      1,705        _____       1,705       600

Total                           $3,205        _____      $3,205      $600

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
            common shares

6. OTHER

All figures are stated in U.S. funds.






GLOBAL SAVINGS CLUB INC
FINANCIAL STATEMENTS
DECEMBER 31, 2002



Index

Review Engagement Report
Financial Statements:
Statement of Earnings and Retained Earnings   Statement 1
Balance Sheet                                 Statement 2
Statement of Cash Flows                       Statement 3
Notes to the Financial Statements             Statement 4

REVIEW ENGAGEMENT REPORT

To the Directors of Global Savings Club Inc.

I have reviewed the balance sheet of Global Savings Club Inc. as at December 31, 2002, the statements of earnings and retained earnings, and statement of cash flows for the period then ended. My review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the company.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


/s/ DAN NICHVOLDOW
DAN NICHVOLDOW
CERTIFIED GENERAL ACCOUNTANT

Kelowna, British Columbia
February 18, 2002



STATEMENT 1
GLOBAL SAVINGS CLUB INC
STATEMENT OF EARNINGS AND RETAINED EARNINGS
FOR THE FIVE MONTH PERIOD ENDED DECEMBER 31, 2002

                                       2002                2001
REVENUE
Memberships                          $3,342              $1,366

TOTAL                                $3,342               1,366

EXPENSES

Amortization                             78
Bank Charges & Interest                  95                  46
Commissions                           1,526                 400
Interest                              2,495
Internet                                 77
License, Fees & Dues                     32
Marketing Supplies                      269                 576
Professional Fees                     1,000                 400
Office                                  136
Rent
Vehicle                                 271                 100

TOTAL                                 5,979               1,522

NET EARNINGS (LOSS) FOR THE YEAR     (2,637)             (  156)

RETAINED EARNINGS (DEFICIT)         (15,650)             (9,326)
Opening Balance

RETAINED EARNINGS (DEFICIT)        $(18,287)            $(9,482)
Closing Balance



STATEMENT 2
GLOBAL SAVINGS CLUB INC.
BALANCE SHEET
DECEMBER 31, 2002


                                        2002              2001
ASSETS

CURRENT ASSETS

Cash                                 $   591            $   578
Due From Global U.S.                   9,452              4,157

TOTAL                                 10,043              4,735

DUE FROM SHAREHOLDER(S)(Note 3)        2,891             12,328

CAPITAL ASSETS (Note 4)                  963              2,428

TOTAL                                $13,897             19,491

LIABILITIES

CURRENT LIABILITIES

Accounts Payable                      $4,300              1,400
GST/ITC Payable                          347                 36
Note Payable Williams                  2,489              2,489
Note Payable Van Den Ham              24,948             24,948

TOTAL                                 32,084             28,873


EQUITY

SHARE CAPITAL (Note 5)                   100                100
RETAINED EARNINGS                    (18,287)            (9,482)

TOTAL LIABILITIES AND EQUITY         $13,897            $19,491

Approved:

Director


STATEMENT 3
GLOBAL SAVINGS CLUB INC.
STATEMENT OF CASH FLOWS
FOR THE FIVE MONTH PERIOD YEAR ENDED DECEMBER 31, 2002
2002	2001
Cash flows from operating activities:
  Net income (Loss)                        $ (2,637)   $ (  156)
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Increase in accounts payable                1,000         400
  Increase in GST ITC's                         196          56
   Amortization                                  78
   Increase in payable - Williams
   Loans to Global (US)                      (  851)     (1,861)


Net cash provided by operating activities    (2,214)     (1,561)

Cash flows from investing activities:
  Purchase of Capital Assets                     -           -
Net cash used in investing activities

Cash flows from financing activities:
  Shareholder loans                           2,583       2,061

Net cash provided from
Financing activities                          2,583       2,061

Net increase (decrease) in cash                 369     (   500)

Cash at beginning of year                       222          78

Cash at end of year                        $    591     $   578


STATEMENT 4
GLOBAL SAVINGS CLUB INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE FIVE MONTH PERIOD ENDED DECEMBER 31, 2002

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

3. DUE FROM SHAREHOLDER(S)
Amounts due from shareholder(s) are due from Bryan Nordine, are unsecured, do not yield interest, and are due on July 31, 2006
($2,891) and July 31, 2005 ($12,328).

4. CAPITAL ASSETS
                                Cost       Accumulated     2002      2001
                                           Amortization     net       net
Computer equipment      30%     2,499       1,536           963     1,487
Proprietary Software   100%     1,882       1,882                     941
Total                           4,381       3,340           963     2,428

5.  	SHARE CAPITAL
Authorized:
7,000,000	Class A common voting shares without par value
  995,000	Class B common voting shares without par value
  500,000	Class C common voting shares without par value
  500,000	Class D common voting shares without par value
  250,000	Class E common non-voting shares without par value
  250,000	Class F common non-voting shares without par value
  250,000	Class G common non-voting shares without par value
  250,000	Class H common non-voting shares without par value
    2,500	Class I preferred voting shares with a par value of
            $1,000.00
    2,500	Class J preferred non-voting shares with a par
            value of $1,000.00

Issued:
                                      2002                2001
1,000,000 Class A Common Shares       $100                $100

6. NOTE PAYABLE - Van Den Ham
Note was due on DECEMBER 31, 2002 and renewed. Interest of 24% interest per annum is applicable.



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Plan of Operation

We provide a subscription service that links both service providers (e.g. retailers) with consumers. Our Members can access our website anywhere in the world. We offer service at affordable prices to both Corporate and Individual Club
Members.

Our company presently has no internal source of liquidity. We believe we can satisfy our cash requirements over the next twelve months through a combination of revenues through our Canadian subsidiary, revenues through our company, and the sale of common stock. To increase our customer base and provide for capital expenditures and research and development of new products, we will have to secure a significant amount of additional funding through registration and sale of 1,000,000 common shares.

We have not made any material commitments at this time for capital expenditures. Should we be successful in our offering of 1,000,000 shares, we anticipate incurring additional capital expenditures, marketing, research and other costs of approximately $2,000,000 (the offering amount).

As our company is primarily an Internet business, our emphasis will be on electronic products and services. The delivery will be through the Internet. Any other products (e.g. non-electronic) will be shipped from either our Canadian or U.S. companies, depending on which would offer the most practical and/or profitable handling.

We intend selling additional services and products to our Club
Members. Further market analysis will be necessary, but the products being considered are:

a)	Banner advertising
               b) Classified advertising
               c) Hotel accommodation
               d) Air travel

Assuming a full subscription of our offering, we expect to significantly increase the number of employees during the next year. We anticipate the increase should not exceed six part or full time employees.

Financial Condition and Results of Operations

Our Company had no revenues during the three-month period ending December 31, 2002. Our Company has been engaged from inception in organizational activities only and is considered a development stage company because it has no significant operating revenues and, planned principal operations have not commenced. Our Canadian subsidiary had revenues of $3,342.00 for the three months ended December 31, 2002 compared to $1,366.00 for the corresponding previous period. We expect our revenues to continue to increase based on a number of factors such as: referrals from existing Corporate Members, Individual Members, and new Independent Sales Representatives. We have also added new products since launching our web site. These products include hyper linked web sites, customer survey, sub category listings, and picture-upload and display.

GLOBAL SAVINGS CLUB INC
PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.

        None; not applicable

 Item 2. Changes in Securities.

        None; not applicable

 Item 3. Defaults Upon Senior Securities

        None; not applicable

 Item 4. Submission of Matters to a Vote of Security Holders

        None; not applicable

 Item 5. Other Information

        None; not applicable

 Item 6. Exhibits and Reports on Form 8-K

(a) None
(b) None


                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Global Savings Club, Inc.

Date: March 6, 2003

/S/BRYAN M. NORDINE
BRYAN M. NORDINE
PRESIDENT