Form 10QSB
period 2003-03-31
GLOBAL SAVINGS CLUB INC
filed 2003-07-08
CIK 1161702

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


GLOBAL SAVINGS CLUB, INC
FINANCIAL STATEMENTS
March 31, 2003


Index
Financial Statements:
Statements of Operations                       Statement 1
Balance Sheets                                 Statement 2
Statements of Cash Flows                       Statement 3
Notes to the Financial Statements              Statement 4


Kelowna, British Columbia
June 28, 2003


STATEMENT 1
GLOBAL SAVINGS CLUB, INC
STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIOD ENDED March 31, 2003
                                        2003               2002
REVENUE

Fees                                $  8,184           $    nil

EXPENSES

Organizational Costs                     200              1,755


TOTAL EXPENSES                           200              1,755

NET INCOME (LOSS) FOR THE PERIOD       7,984             (1,755)

RETAINED EARNINGS (DEFICIT)         $(15,858)          $ (9,311)
Opening Balance

RETAINED EARNINGS (DEFICIT)         $( 7,874)          $(11,066)
Closing Balance



STATEMENT 2
GLOBAL SAVINGS CLUB, INC
BALANCE SHEETS
March 31, 2003

ASSETS
                                             2003          2002

CURRENT ASSETS:

Cash                                    $     110     $      10
Accounts receivable                         1,082

Total current assets                        1,192            10

INVESTMENT - Global Canada                     -            100

CAPITAL ASSETS  (Note 3)                    4,362         1,705

Total assets                            $   5,554     $   1,815


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable                        $   2,353     $      -

Due - Global Canada                            -          5,399

Total current liabilities                   2,353         5,399

DUE TO SHAREHOLDERS (Note 4)                5,875         2,282

STOCKHOLDERS' EQUITY:

SHARE CAPITAL (Note 5)                      5,200         5,200

RETAINED EARNINGS (DEFICIT)               ( 7,874)      (11,066)

TOTAL LIABILITIES AND EQUITY            $   5,554     $   1,815


Approved:

/S/BRYAN M. NORDINE
BRYAN M. NORDINE
DIRECTOR




STATEMENT 3
GLOBAL SAVINGS CLUB, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED March 31, 2003

                                                2003        2002

Cash flows from operating activities:
   Net income (Loss)                          $7,984    $(1,755)
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Increase in accounts payable                  200       (536)
   Decrease - Due to Global Canada            (7,027)     2,720

Net cash provided by operating activities      1,157	     429

Cash flows from investing activities:
  Purchase of Capital Assets                  (1,157)    (1,105)
  Purchase of shares                                        (98)
  Sale of investment                             100
  Sale of shares                                            140
Net cash used in investing activities         (1,057)    (1,063)

Cash flows from financing activities:
  Shareholder loans                             -           634

Net cash provided from
Financing activities                                        634

Net increase in cash                            100           -

Cash at beginning of period                      10          10

Cash at end of period                        $  110      $   10


STATEMENT 4
GLOBAL SAVINGS CLUB, INC
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2003



1. NATURE OF OPERATIONS

The company is incorporated under the laws of the State of Nevada, and has developed a listing service and e-commerce web site for businesses wishing to offer services and products to Club Members and the public generally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying interim financial statements as of and for the six month period ended March 31, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amortization

Capital assets are recorded at cost and will be amortized over their estimated useful lives. Amortization has not yet been taken as the company has not commenced planned principal operations.

3. CAPITAL ASSETS
                                Cost     Accumulated       2003      2002
                                         Amortization       net       net
Computer Equipment               2,157        _____       2,157
Proprietary Software             2,205        _____       2,205     1,705

Total                           $4,362        _____      $4,362    $1,705

4. DUE TO SHAREHOLDERS

Amounts due to the shareholders are unsecured and without interest. Payment is due by September 30, 2004.

5. SHARE CAPITAL

Authorized: 80,000,000  Common stock with a par value
                             of one-tenth of one cent
            20,000,000  Preferred stock with a par value
                             of one-tenth of one cent


                               2003               2002
Issued:
5,200,000   Class A           5,200              5,060
            common shares

6. OTHER

All figures are stated in U.S. funds.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Plan of Operation

We intend to provide a subscription service that links both service providers (Corporate Members) with consumers (Club Members). Global Members will be able to access our website anywhere in the world. We will strive to make our pricing affordable to most businesses and individuals.

Our company presently has no internal source of liquidity. We believe we can satisfy our cash requirements over the next twelve months through a combination of operating revenues and the sale of common stock. To create our customer base and provide for capital expenditures and research and development of new products, we will have to secure a significant amount of additional funding through registration and sale of 1,000,000 common shares.

We have not made any material commitments at this time for capital expenditures. Should we be successful in our offering of 1,000,000 shares, we anticipate incurring additional capital expenditures, marketing, research and other costs of approximately $2,000,000 (the offering amount).

As our company is primarily an Internet business, our emphasis will be on electronic products and services. The delivery will normally be through the Internet. Should we decide to sell other non-electronic products, we will ship from either Canada or the U.S. depending on which would offer the most practical and/or profitable handling.

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

Financial Condition and Results of Operations

Our Company had revenues of $8,184 during the six-month period ending March 31, 2003 compared to no revenues for the same period last year. Our Company has been primarily engaged from its inception in research, development, and organizational
activities.   We are therefore considered a development stage
company because we have not had significant operating revenues and, planned principal operations have not commenced. During this period we purchased the capital assets of Global Savings Club Inc. (Global Canada). Additionally, we sold our investment in its shares. We expect our revenues to commence and continue to increase based on a number of factors such as: referrals from existing Corporate Members, the sale of Individual Club Memberships, the training of new Independent Sales Representatives, and the sale of License rights to our system. We have also added new products since launching our web site. These products include hyper linked web sites, customer survey, sub category listings, and picture-upload and display.


GLOBAL SAVINGS CLUB, INC

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.

        None; not applicable

 Item 2. Changes in Securities.

Prior to the sale of our investment in Global Canada on March 11, 2003 two loans were made to that company for $2,000.00 CDN. and $4,000.00 CDN. The Note Holders were provided the choice of repayment with Global (U.S.) shares issued for $.50 US upon registration of our securities. It is our intention to issue shares at $.50 US at the prevailing exchange rate at that time if requested by them.

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


Global Savings Club, Inc.

Date: June 28, 2003

/S/BRYAN M. NORDINE
BRYAN M. NORDINE
PRESIDENT